Form 10-Q
period 2021-09-30
Jaws Juggernaut Acquisition Corp
filed 2021-11-12
CIK 1842609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

JAWS JUGGERNAUT ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAWS JUGGERNAUT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash	$940,900	$-
Prepaid expenses	971,800	19,891
Total current assets	1,912,700	19,891
Investments held in Trust Account	276,008,062	-
Deferred offering costs	-	25,000
Total assets	$277,920,762	$44,891

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$586,742	$25,000
Accrued expenses	357,903	25,000
Note payable - related party	-	5,563
Total current liabilities	944,645	55,563
Derivative warrant liabilities	12,685,400	-
Deferred underwriting commissions in connection with the initial public offering	9,660,000	-
Total liabilities	23,290,045	55,563

Commitments and Contingencies

Class A ordinary shares; 27,600,000 and 0 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	276,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 and 1 share(s) issued and outstanding as of September 30, 2021 and December 31, 2020	690	-
Additional paid-in capital	-	-
Accumulated deficit	(21,369,973)	(10,672)
Total shareholders’ deficit	(21,369,283)	(10,672)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,920,762	$44,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating expenses:
General and administrative expenses	$503,231	$606,702
General and administrative expenses - Related Party	30,000	33,333
Loss from operations	(533,231)	(640,035)
Other income (expense):
Offering costs associated with derivative warrant liabilities	-	(760,608)
Income (loss) on investments in the Trust Account	19,334	8,062
Change in fair value of derivative warrant liabilities	8,314,800	8,176,800
Total other income (expense)	8,334,134	7,424,254
Net income	$7,800,903	$6,784,219

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	10,931,765
Basic net income per share, Class A ordinary shares	$0.23	$0.39
Diluted net income per share, Class A ordinary shares	$0.23	$0.38

Weighted average number of Class B ordinary shares - basic	6,900,000	6,356,471
Weighted average number of Class B ordinary shares - diluted	6,900,000	6,900,000
Basic net income per share, Class B ordinary shares	$0.23	$0.39
Diluted net income per share, Class B ordinary shares	$0.23	0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	1	$-	$-	$(10,672)	$(10,672)
Cancellation of Class B ordinary share	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares and private placement warrants to Sponsor	-	-	6,900,000	690	123,310	-	124,000
Net loss	-	-	-	-	-	(13,308)	(13,308)
Balance - March 31, 2021 (unaudited)	-	-	6,900,000	690	123,310	(23,980)	100,020
Issuance of additional private placement warrants to Sponsor	-	-	-	-	13,800	-	13,800
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(137,110)	(28,143,520)	(28,280,630)
Net loss	-	-	-	-	-	(1,003,376)	(1,003,376)
Balance - June 30, 2021 (unaudited)	-	-	6,900,000	690	-	(29,170,876)	(29,170,186)
Net income						7,800,903	7,800,903
Balance - September 30, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(21,369,973)	$(21,369,283)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$6,784,219
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	375
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares and private placement warrants	25,000
Offering costs associated with derivative warrant liabilities	760,608
Income on investments held in the Trust Account	(8,062)
Change in fair value of derivative warrant liabilities	(8,176,800)
Changes in operating assets and liabilities:
Prepaid expenses	(71,792)
Accounts payable	(318,375)
Accrued expenses	287,903
Net cash used in operating activities	(716,924)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Cash proceeds from issuance of Class B ordinary shares and private placement	7,520,000
Proceeds received from initial public offering, gross	276,000,000
Reimbursement from underwriters	300,000
Repayment of note payable to related parties	(174,195)
Offering costs paid	(5,987,981)
Net cash provided by financing activities	277,657,824

Net change in cash	940,900

Cash - beginning of the period	-
Cash - end of the period	$940,900

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by Sponsor under promissory note	$168,257
Financing of insurance premiums	$880,117
Deferred underwriting commissions	$9,660,000
Accretion of Class A common stock subject to possible redemption	$28,143,520

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 16, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Juggernaut Sponsor LLC, a Delaware limited liability company and an affiliate of JAWS Estates Capital (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 17, 2021. On June 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.6 million, of which approximately $761,000 was offering costs allocated to the derivate warrant liabilities, and approximately $9.7 million was for deferred underwriting commissions (see Note 5).

Prior to the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,900,000 Class B ordinary shares and 3,760,000 private placement warrants (“Private Placement Warrants”) which generated gross proceeds to the Company of $7,545,000 (the “Private Placement”).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $941,000 million in its operating bank account and working capital of approximately $968,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through contribution from the Sponsor in exchange for issuance of Founder Shares (as defined in Note 4) and Private Placement Warrants, and a loan from the Sponsor of approximately $174,000 under the Note (as defined in Note 4). The Company repaid the Note in full on June 23, 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on June 28, 2021, and June 21, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares of $33.9 million at the Initial Public Offering date resulted in a decrease of approximately $5.8 million in additional paid-in capital and an increase of approximately $28.1 million to accumulated deficit, as well as a reclassification of 3,339,352 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on June 28, 2021, and the Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of June 30, 2021, is a reclassification of $34.2 million, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of September 30, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Share were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,660,000 Class A ordinary shares since their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income - basic	$6,240,722	$1,560,181	$4,289,824	$2,494,395
Allocation of net income - diluted	$6,240,722	$1,560,181	$4,159,066	$2,625,153

Denominator:
Basic weighted average ordinary shares outstanding	27,600,000	6,900,000	10,931,765	6,356,471
Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	10,931,765	6,900,000

Basic net income per ordinary share	$0.23	$0.23	$0.39	$0.39
Diluted net income per ordinary share	$0.23	$0.23	$0.38	$0.38

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

NOTE 3 - INITIAL PUBLIC OFFERING

On June 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.6 million, of which approximately $761,000 were offering costs allocated to the derivative warrant liabilities and approximately $9.7 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On January 19, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $174,000 under the Note and repaid the Note in full on June 23, 2021, at which date the Note was terminated.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement to pay its Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing on the Company’s registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination or the Company’s liquidation.

For the three and nine months ended September 30, 2021, the Company incurred approximately $30,000 and $33,000, respectively, in such fees which is included in the condensed statement of operations as general and administrative fees - related party. As of September 30, 2021, there were no amounts payable for these fees.

Due to Related Party

As of December 31, 2020, the Sponsor paid $5,563 on behalf of the Company to cover certain general and administrative expenses.

During the nine months ended September 30, 2021, the $5,563 due to related party balance was allocated to the Note which was executed on January 19, 2021. As of September 30, 2021, there was no amount due to related party as the Note was repaid.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 6 - DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 6,900,000 Public Warrants and 3,760,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for the Private Placement Warrants and the Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

NOTE 7 – CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(13,455,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,825,630)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	28,280,630
Class A ordinary shares subject to possible redemption	$276,000,000

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7). There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2020, there was one Class B ordinary share issued and outstanding, which was subsequently canceled. On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares. On June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. Of the 6,900,000 Class B ordinary shares outstanding, up to an aggregate of 900,000 shares were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of outstanding Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. Accordingly, at September 30, 2021 and December 31, 2020, 6,900,000 and 1 Class B ordinary share(s) were issued and outstanding, respectively, none subject to forfeiture.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value as of September 30, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$276,008,062	$-	$-
Liabilities:
Derivative warrant liabilities	$8,211,000	$-	$-
Derivative warrant liabilities	$-	$4,474,400	$-

(1) Includes $398 of cash.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants began to be separately listed and traded in August 2021 resulting in the transfer of the valuation of the warrant liabilities from Level 3 measurements to Level 1 and Level 2 measurements. At September 30, 2021 the fair value of the Public Warrants is measured at their listed trading price, a Level 1 measurement and the fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of September 30, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Private Warrants January 19, 2021	6,501,000
Derivative warrant liabilities at March 31, 2021 (unaudited)	6,501,000
Issuance of Public and Private Warrant Liabilities	14,361,200
Change in Fair Value of warrant liabilities	138,000
Derivative warrant liabilities at June 30, 2021 (unaudited)	21,000,200
Transfer of Public Warrants to Level 1 measurement	(13,593,000)
Transfer of Private Warrants to Level 2 measurement	(7,407,200)
Derivative warrant liabilities at September 30, 2021 (unaudited)	$-

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based on this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “JAWS Juggernaut Acquisition Corporation, “our,” “us” or “we” refer to JAWS Juggernaut Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is Juggernaut Sponsor LLC, a Delaware limited liability company and an affiliate of JAWS Estates Capital (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on June 17, 2021. On June 22, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.6 million, of which approximately $761,000 were offering costs allocated to the derivate warrant liabilities, and approximately $9.7 million was for deferred underwriting commissions.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $941,000 in its operating bank account and working capital of approximately $968,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor in exchange for the issuance of the Founder Shares, and Private Placement Warrants, and loan from the Sponsor of approximately $174,000 under the promissory note dated as of January 19, 2021 (the “Note”). The Company repaid the Note in full on June 23, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $7.8 million, which consisted of an approximately $8.3 million non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $19,000, partly offset by approximately $503,000 in general and administrative expense and approximately $30,000 in general and administrative expenses - related party.

For the nine months ended September 30, 2021, we had net income of approximately $6.8 million, which consisted of an approximately $8.2 million non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $8,000, partly offset by approximately $607,000 in general and administrative expense, approximately $761,000 of offering costs associated with derivative warrant liabilities, and approximately $33,000 in in general and administrative expenses -related party .

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of our registration statement, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

For the three and nine months ended September 30, 2021, we incurred approximately $30,000 and $33,000, respectively, in such fees which is included in the condensed statement of operations as general and administrative fees - related party and included as accounts payable on the condensed balance sheet. As of September 30, 2021, there were no amounts payable for such fees.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of September 30, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Share were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

We account for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,660,000 Class A ordinary shares since their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph. D.
	Name:	Paul E. Jacobs, Ph. D.
	Title:	Chief Executive Officer and Director