Form 10-Q/A
period 2021-09-30
Jaws Juggernaut Acquisition Corp
filed 2022-01-25
CIK 1842609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 25, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION

Form 10-Q/A

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Jaws Juggernaut Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Jaws Juggernaut Acquisition Corporation, as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on June 22, 2021. Since issuance in June 2021, the Company has considered the Class A ordinary shares subject to redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company presented a portion of its Class A ordinary shares sold in its initial public offering as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. After discussion and evaluation, the Company has concluded that all of its redeemable Class A ordinary shares should be classified as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination. As a result, management noted an adjustment between temporary equity and permanent equity should be made.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

Previously, the Company determined the changes were not material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, the qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 11, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the Company’s unaudited interim financial statements for the quarterly period ended June 30, 2021 included in the Company’s Q3 2021 Form 10-Q and Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Q3 2021 10-Q (collectively, the “Affected Periods”), should be restated and should no longer be relied upon. As such, the Company has restated the financial statements and Note for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting relating to the Company’s accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	1	$-	$-	$(10,672)	$(10,672)
Cancellation of Class B ordinary share	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares and private placement warrants to Sponsor	-	-	6,900,000	690	123,310	-	124,000
Net loss	-	-	-	-	-	(13,308)	(13,308)
Balance - March 31, 2021 (unaudited)	-	-	6,900,000	690	123,310	(23,980)	100,020
Issuance of additional private placement warrants to Sponsor	-	-	-	-	13,800	-	13,800
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(137,110)	(28,143,520)	(28,280,630)
Net loss	-	-	-	-	-	(1,003,376)	(1,003,376)
Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	-	-	6,900,000	690	-	(29,170,876)	(29,170,186)
Net income						7,800,903	7,800,903
Balance - September 30, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(21,369,973)	$(21,369,283)

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as restated)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on June 21, 2021.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company presented a portion of its Class A ordinary shares sold in its initial public offering as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. After discussion and evaluation, the Company has concluded that all of its redeemable Class A ordinary shares should be classified as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and restate earnings per share. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$278,450,132	$(1)	$278,450,131
Total liabilities	$31,620,317		$31,620,317
Class A ordinary shares subject to possible redemption	241,829,810	34,170,190	276,000,000
Class A ordinary shares	342	(342)	-
Class B ordinary shares	690	-	690
Additional paid-in capital	6,026,329	(6,026,329)	-
Accumulated deficit	(1,027,356)	(28,143,520)	(29,170,876)
Total shareholders’ equity (deficit)	$5,000,005	$(34,170,191)	$(29,170,186)
Total Liabilities, Class A ordinary shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$278,450,132	$(1)	$278,450,131
Shares of Class A ordinary shares subject to possible redemption	24,182,981	3,417,019	27,600,000
Shares of Class A non-redeemable ordinary share	3,417,019	(3,417,019)	-

The Company’s statements of changes in shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ deficit accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary share subject to possible redemption	$242,066,480	$(242,066,480)	$-
Change in initial value of class a shares subject to possible redemption	$(236,670)	$236,670	$-

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Adjusted
Three months ended June 30, 2021 (unaudited)
Net loss	$(1,003,376)	$-	$(1,003,376)
Weighted average shares outstanding - Class A ordinary shares	27,600,000	(24,870,330)	2,729,670
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$(0.11)	$(0.11)
Weighted average shares outstanding - Class B ordinary shares	6,089,011	-	6,089,011
Basic and diluted loss per share - Class B ordinary shares	$(0.16)	$0.05	$(0.11)
Six months ended June 30, 2021 (unaudited)
Net loss	$(1,016,684)	$-	$(1,016,684)
Weighted average shares outstanding - Class A ordinary shares	27,600,000	(26,066,667)	1,533,333
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$(0.13)	$(0.13)
Weighted average shares outstanding - Class B ordinary shares	6,049,693	-	6,049,693
Basic and diluted loss per share - Class B ordinary shares	$(0.17)	$0.04	$(0.13)

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based on this evaluation, other than described in this Note, and with respect to the restatements described in Note 2. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of its interim financial statements and notes for the quarters ended June 30, 2021, and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the material weakness was not yet identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our quarterly report on Form 10-Q filed with the SEC on August 16, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting, related to the Company’s accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity.

As a result, our management concluded that our internal control over financial reporting related to the Company’s accounting for complex financial instruments was not effective for the Affected Periods. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares and related financial disclosures for the Affected Periods.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Dated: January 25, 2022	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph. D.
	Name:	Paul E. Jacobs, Ph. D.
	Title:	Chief Executive Officer and Director