Form 10-Q
period 2022-03-31
Jaws Juggernaut Acquisition Corp
filed 2022-05-13
CIK 1842609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

JAWS JUGGERNAUT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$131,853	$579,021
Prepaid expenses	713,739	810,988
Total current assets	845,592	1,390,009
Investments held in Trust Account	276,052,142	276,024,958
Total assets	$276,897,734	$277,414,967

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$16,608	$293,367
Accrued expenses	443,757	377,112
Total current liabilities	460,365	670,479
Derivative warrant liabilities	6,157,899	10,446,800
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Total liabilities	16,278,264	20,777,279

Commitments and Contingencies

Class A ordinary shares; 27,600,000 shares outstanding subject to possible redemption at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 issued and outstanding as of March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	-	-
Accumulated deficit	(15,381,220)	(19,363,002)
Total shareholders’ deficit	(15,380,530)	(19,362,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,897,734	$277,414,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
Operating expenses:	2022	2021
General and administrative expenses	$304,303	$13,308
General and administrative expenses - Related Party	30,000	-
Loss from operations	(334,303)	(13,308)
Other income:
Income on investments in the Trust Account	27,184	-
Change in fair value of derivative warrant liabilities	4,288,901	-
Total other income	4,316,085	-
Net income (loss)	$3,981,782	$(13,308)

Weighted average number of shares outstanding of Class A ordinary shares	27,600,000	-
Basic and diluted net income per share, Class A ordinary shares	$0.12	$-

Weighted average number of Class B ordinary shares - basic and diluted (1) (2)	6,900,000	6,000,000
Basic net income (loss) per share, Class B ordinary shares	$0.12	$-

(1)	For the three months ended March 31, 2021, this number excluded up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). The underwriter fully exercised the over-allotment on June 22, 2021 and therefore the shares were no longer subject to forfeiture.
(2)	On June 17, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(19,363,002)	$(19,362,312)
Net income	-	-	-	-	-	3,981,782	3,981,782
Balance - March 31, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(15,381,220)	$(15,380,530)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	1	$-	$-	$(10,672)	$(10,672)
Cancellation of Class B ordinary shares	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares and private placement warrants to Sponsor	-	-	6,900,000	690	123,310	-	124,000
Net loss	-	-	-	-	-	(13,308)	(13,308)
Balance - March 31, 2021 (unaudited)	-	$-	6,900,000	$690	$123,310	$(23,980)	$100,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,981,782	$(13,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor under	-	375
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares and private placement warrants	-	18,042
Income on investments held in the Trust Account	(27,184)	-
Change in fair value of derivative warrant liabilities	(4,288,901)	-
Changes in operating assets and liabilities:
Prepaid expenses	97,249	19,891
Accounts payable	(276,759)	(25,000)
Accrued expenses	66,645	-
Net cash used in operating activities	(447,168)	-

Cash Flows from Financing Activities
Cash proceeds from issuance of Class B ordinary shares and private placement warrants to Sponsor	-	6,600,000
Net cash provided by financing activities	-	6,600,000

Net change in cash	(447,168)	6,600,000

Cash - beginning of the period	579,021	-
Cash - end of the period	$131,853	$6,600,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$16,000
Offering costs included in accrued expenses	$-	$339,473
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$6,958
Offering costs paid by Sponsor under promissory note	$-	$97,753

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 16, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

The Company’s sponsor is Juggernaut Sponsor LLC, a Delaware limited liability company and an affiliate of JAWS Estates Capital (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 17, 2021. On June 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 Units to cover over-allotments, at $10.00 per Unit. Offering costs totaled approximately $15,286,000 (consisting of approximately $5,220,000 of underwriting fees, net of approximately $300,000 reimbursed from the underwriters, approximately $9,660,000 of deferred underwriting fees and approximately $406,000 of other offering costs), of which approximately $761,000 was charged to the statements of operations upon the completion of the IPO and approximately $14,526,000 was charged to shareholders’ deficit.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations) divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares subject to possible redemption were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”).

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until 24 months from the closing of the Initial Public Offering, or June 22, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay the Company’s taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $132,000 in its operating bank account and working capital of approximately $385,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through contribution from the Sponsor in exchange for issuance of Founder Shares (as defined in Note 4) and Private Placement Warrants, and a loan from the Sponsor of approximately $174,000 under the Note (as defined in Note 4). The Company repaid the Note in full on June 23, 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are reported at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income or loss from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available; accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs totaled $15,286,238 (consisting of $5,220,000 of underwriting fees, net of $300,000 reimbursed from the underwriters, $9,660,000 of deferred underwriting fees and $406,238 of other offering costs), of which $760,608 was charged to the statement of operations upon the completion of the IPO and $14,525,630 was charged against the carry value of the Class A ordinary shares upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to possible redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$3,185,426	$796,356

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.12	$0.12

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss - basic and diluted	$-	$(13,308)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	6,000,000

Basic and diluted net loss per ordinary share	$-	$-

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares and Private Placement Warrants

On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares (the “Founder Shares”) and 3,300,000 Private Placement Warrants for an aggregate purchase price of $6,625,000. On June 22, 2021, the Sponsor purchased 460,000 additional Private Placement Warrants, increasing the aggregate purchase price for the Class B ordinary shares and Private Placement Warrants to $7,545,000. In addition, on June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Founder Shares were no longer subject to forfeiture.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company entered into an agreement to pay its Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing on the Company’s registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination or the Company’s liquidation.

For the three months ended March 31, 2022 the Company incurred approximately $30,000 in such fees, included as general and administrative fees - related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were no amounts payable for these fees.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this condensed financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

NOTE 6 - DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had 6,900,000 Public Warrants and 3,760,000 Private Warrants outstanding.

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

The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company do not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(13,455,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,825,630)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	28,280,630
Class A ordinary shares subject to possible redemption	$276,000,000

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2020, there was one Class B ordinary share issued and outstanding, which was subsequently canceled. On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares. On June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. Of the 6,900,000 Class B ordinary shares outstanding, up to an aggregate of 900,000 shares were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of outstanding Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. Accordingly, at March 31, 2022 and December 31, 2021, 6,900,000 Class B ordinary share(s) were issued and outstanding, none subject to forfeiture.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$276,052,142	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$3,982,680	$-	$-
Derivative warrant liabilities - Private	$-	$2,175,219	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$276,024,958	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$-	$-
Derivative warrant liabilities - Private	$-	$3,684,800	$-

(1)	Includes $208 of cash balance held within the Trust Account
(2)	Includes $397 of cash balance held within the Trust Account

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). At March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is measured at their listed trading price, a Level 1 measurement and the fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

For the three months ended March 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $4.3 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using the BSM.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based on this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $132,000 in its operating bank account and working capital of approximately $385,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor in exchange for the issuance of the Founder Shares, and Private Placement Warrants, and loan from the Sponsor of approximately $174,000 under the promissory note dated as of January 19, 2021 (the “Note”). The Company repaid the Note in full on June 23, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $4.0 million, which consisted of an approximately $4.3 million gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $27,000, partly offset by approximately $303,000 in general and administrative expense, and approximately $30,000 in in general and administrative expenses -related party.

For the three months ended March 31, 2021, we had a net loss of approximately $13,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of our registration statement, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the three months ended March 31, 2022 and 2021, we incurred approximately $30,000 and $0, in such fees, included as general and administrative fees - related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were no amounts payable for these fees.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Dated: May 13, 2022	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph. D.
	Name:	Paul E. Jacobs, Ph. D.
	Title:	Chief Executive Officer and Director