Form 10-Q
period 2022-09-30
Jaws Juggernaut Acquisition Corp
filed 2022-11-14
CIK 1842609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

JAWS JUGGERNAUT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$98,187	$579,021
Prepaid expenses	413,953	810,988
Total current assets	512,140	1,390,009
Investments held in Trust Account	277,748,233	276,024,958
Total assets	$278,260,373	$277,414,967

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,508	$293,367
Accrued expenses	459,051	377,112
Working capital loan - related party	200,000	-
Total current liabilities	662,559	670,479
Derivative warrant liabilities	2,238,600	10,446,800
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Total liabilities	12,561,159	20,777,279

Commitments and Contingencies

Class A ordinary shares; 27,600,000 subject to possible redemption at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	277,648,233	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 issued and outstanding as of September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	-	-
Accumulated deficit	(11,949,709)	(19,363,002)
Total shareholders’ deficit	(11,949,019)	(19,362,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$278,260,373	$277,414,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$237,800	$503,231	$779,950	$606,702
General and administrative expenses - related party	30,000	30,000	90,000	33,333
Loss from operations	(267,800)	(533,231)	(869,950)	(640,035)
Other income (expense):
Income on investments in the Trust Account	1,284,232	19,334	1,723,276	8,062
Offering costs associated with derivative warrant liabilities	-	-	-	(760,608)
Change in fair value of derivative warrant liabilities	1,706,666	8,314,800	8,208,200	8,176,800
Total other income (expense), net	2,990,898	8,334,134	9,931,476	7,424,254
Net income	$2,723,098	$7,800,903	$9,061,526	$6,784,219

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	10,931,765
Basic net income per share, Class A ordinary shares	$0.08	$0.23	$0.26	$0.39
Diluted net income per share, Class A ordinary shares	$0.08	$0.23	$0.26	$0.38

Weighted average number of Class B ordinary shares - basic	6,900,000	6,900,000	6,900,000	6,356,471
Weighted average number of Class B ordinary shares - diluted	6,900,000	6,900,000	6,900,000	6,900,000
Basic net income per share, Class B ordinary shares	$0.08	$0.23	$0.26	$0.39
Diluted net income per share, Class B ordinary shares	$0.08	$0.23	$0.26	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(19,363,002)	$(19,362,312)
Net income	-	-	-	-	-	3,981,782	3,981,782
Balance - March 31, 2022 (unaudited)	-	-	6,900,000	690	-	(15,381,220)	(15,380,530)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(364,002)	(364,002)
Net income	-	-	-	-	-	2,356,646	2,356,646
Balance - June 30, 2022 (unaudited)	-		6,900,000	690	-	(13,388,576)	(13,387,886)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,284,231)	(1,284,231)
Net income	-	-	-	-	-	2,723,098	2,723,098
Balance - September 30, 2022 (unaudited)	-	$-	6,900,000	$690	$-	$(11,949,709)	$(11,949,019)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	1	$-	$-	$(10,672)	$(10,672)
Cancellation of Class B ordinary shares	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares and private placement warrants to Sponsor	-	-	6,900,000	690	123,310	-	124,000
Net loss	-	-	-	-	-	(13,308)	(13,308)
Balance - March 31, 2021 (unaudited)	-	-	6,900,000	690	123,310	(23,980)	100,020
Issuance of additional private placement warrants to Sponsor	-	-	-	-	13,800	-	13,800
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(137,110)	(28,143,520)	(28,280,630)
Net loss	-	-	-	-	-	(1,003,376)	(1,003,376)
Balance - June 30, 2021 (unaudited)	-	-	6,900,000	690	-	(29,170,876)	(29,170,186)
Net income	-	-	-	-	-	7,800,903	7,800,903
Balance - September 30, 2021 (unaudited)	-	$-	6,900,000	$690	$-	$(21,369,973)	$(21,369,283)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,061,526	$6,784,219
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	-	375
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares and private placement warrants	-	25,000
Offering costs associated with derivative warrant liabilities	-	760,608
Income on investments held in the Trust Account	(1,723,276)	(8,062)
Change in fair value of derivative warrant liabilities	(8,208,200)	(8,176,800)
Changes in operating assets and liabilities:
Prepaid expenses	397,035	(71,792)
Accounts payable	(289,859)	(318,375)
Accrued expenses	151,940	287,903
Net cash used in operating activities	(610,834)	(716,924)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(276,000,000)
Cash used in investing activities	-	(276,000,000)

Cash Flows from Financing Activities:
Cash proceeds from issuance of Class B ordinary shares and private placement warrants to Sponsor	-	7,520,000
Proceeds received from initial public offering, gross	-	276,000,000
Proceeds from working capital loan - related party	200,000	-
Reimbursement from underwriters	-	300,000
Repayment of note payable to related parties		(174,195)
Offering costs paid	(70,000)	(5,987,981)
Net cash provided by financing activities	130,000	277,657,824

Net change in cash	(480,834)	940,900

Cash - beginning of the period	579,021	-
Cash - end of the period	$98,187	$940,900

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by Sponsor under promissory note	$-	$168,257
Financing of insurance premiums	$-	$880,117
Deferred underwriting commissions		$9,660,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 16, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $98,000 in its operating bank account and working capital of approximately $50,000, exclusive of the working capital loan - related party.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through contribution from the Sponsor in exchange for issuance of Founder Shares (as defined in Note 4) and Private Placement Warrants, and a loan from the Sponsor of approximately $174,000 under the Note (as defined in Note 4). The Company repaid the Note in full on June 23, 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and proceeds from Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, $200,000 and $0, respectively, were drawn under the Working Capital Loans, and $300,000 remains available to draw as of September 30, 2022.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are reported at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan-Related Party

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying condensed balance sheets.

Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $2.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying condensed balance sheets.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$2,178,478	$544,620	$6,240,722	$1,560,181

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.23	$0.23

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$7,249,221	$1,812,305	$4,289,824	$2,494,395
Allocation of net income - diluted	$7,249,221	$1,812,305	$4,159,066	$2,625,153

Denominator:
Basic weighted average ordinary shares outstanding	27,600,000	6,900,000	10,931,765	6,356,471
Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	10,931,765	6,900,000

Basic net income per ordinary share	$0.26	$0.26	$0.39	$0.39
Diluted net income per ordinary share	$0.26	$0.26	$0.38	$0.38

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the condensed financial statements.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

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

Working Capital Loans

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

On August 17, 2022, the Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “working capital loan - related party”). The working capital loan - related party does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the working capital loan - related party shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the working capital loan - related party, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The working capital loan - related party is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the working capital loan - related party and all other sums payable with regard to the working capital loan - related party becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, the Company had $200,000 and $0, respectively, outstanding under Working Capital Loans.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company entered into an agreement to pay its Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing on the Company’s registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination or the Company’s liquidation.

For the three and nine months ended September 30, 2022 the Company incurred approximately $30,000 and $90,000, respectively, in such fees, included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2021, the Company incurred approximately $30,000 and $33,000 of such fees, respectively. As of September 30, 2022 and December 31, 2021, there were no amounts payable for these fees.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 6 - DERIVATIVE WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, the Company had 6,900,000 Public Warrants and 3,760,000 Private Warrants outstanding.

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(13,455,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,825,630)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	28,280,630
Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,648,233
Class A ordinary shares subject to possible redemption, September 30, 2022	$277,648,233

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2020, there was one Class B ordinary share issued and outstanding, which was subsequently canceled. On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares. On June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. Of the 6,900,000 Class B ordinary shares outstanding, up to an aggregate of 900,000 shares were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of outstanding Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. Accordingly, at September 30, 2022 and December 31, 2021, 6,900,000 Class B ordinary share(s) were issued and outstanding, none subject to forfeiture.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$277,748,233	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$1,449,000	$-	$-
Derivative warrant liabilities - Private	$-	$789,600	$-

December 31, 2021	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$276,024,958	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$-	$-
Derivative warrant liabilities - Private	$-	$3,684,800	$-

(1)	Includes $224 of cash balance held within the Trust Account
(2)	Includes $397 of cash balance held within the Trust Account

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022. The Public Warrants began to be separately listed and traded in August 2021 resulting in the transfer of the valuation of the warrant liabilities from Level 3 measurements to Level 1 and Level 2 measurements. At September 30, 2021 the fair value of the Public Warrants is measured at their listed trading price, a Level 1 measurement and the fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). At September 30, 2022 and December 31, 2021, the fair value of the Public Warrants is measured at their listed trading price, a Level 1 measurement and the fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

For the three and nine months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $1.7 million and $8.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $8.3 million and $8.2 million, respectively, for the change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

Level 3 Valuations

Derivative Warrant Liabilities

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Private Warrants	6,501,000
Derivative warrant liabilities at March 31, 2021 (unaudited)	6,501,000
Issuance of Public and Private Warrant Liabilities	14,361,200
Change in Fair Value of warrant liabilities	138,000
Derivative warrant liabilities at June 30, 2021 (unaudited)	$21,000,200
Change in Fair Value of warrant liabilities	(13,593,000)
Transfer of Private Warrants to Level 2 measurement	(7,407,200)
Derivative warrant liabilities at September 30, 2021 (unaudited)	$-

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $98,000 in its operating bank account and working capital of approximately $50,000, exclusive of the working capital loan - related party.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor in exchange for the issuance of the Founder Shares, and Private Placement Warrants, and loan from the Sponsor of approximately $174,000 under the loan dated as of January 19, 2021 (the “Note”). The Company repaid the Note in full on June 23, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in the notes to the unaudited condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q). As of September 30, 2022 and December 31, 2021, $200,000 and $0, respectively, was outstanding under the Working Capital Loans, and $300,000 remains available to draw as of September 30, 2022.

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

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $2.7 million, which consisted of an approximately $1.7 million gain resulting from the change in fair value of derivative liabilities, and income from investments held in the Trust Account of approximately $1.3 million, partly offset by approximately $238,000 in general and administrative expense, and approximately $30,000 in in general and administrative expenses -related party.

For the three months ended September 30, 2021, we had net income of approximately $7.8 million, which consisted of an approximately $8.3 million non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $19,000, partly offset by approximately $503,000 in general and administrative expense and approximately $30,000 in general and administrative expenses – related party.

For the nine months ended September 30, 2022, we had net income of approximately $9.1 million, which consisted of an approximately $8.2 million gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $1.7 million, partly offset by approximately $780,000 in general and administrative expense, and approximately $90,000 in in general and administrative expenses – related party.

For the nine months ended September 30, 2021, we had net income of approximately $6.8 million, which consisted of an approximately $8.2 million non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $8,000, partly offset by approximately $607,000 in general and administrative expense, approximately $761,000 of offering costs associated with derivative warrant liabilities, and approximately $33,000 in in general and administrative expenses – related party.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of our registration statement, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the three and nine months ended September 30, 2022 the Company incurred approximately $30,000 and $90,000, respectively, in such fees, included as general and administrative fees - related party on the accompanying condensed statements of operations. For the three and nine months ended September 30, 2021 the Company incurred approximately $30,000 and $33,000 in such fees, respectively. As of September 30, 2022 and December 31, 2021, there were no amounts payable for these fees.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

Dated: November 14, 2022	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph. D.
	Name:	Paul E. Jacobs, Ph. D.
	Title:	Chief Executive Officer and Director