Form 10-K
period 2022-12-31
Jaws Juggernaut Acquisition Corp
filed 2023-03-30
CIK 1842609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price 2022, as reported on the Nasdaq Stock Market LLC (“Nasdaq”), was $268,548,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.73).

As of March 28, 2023, 27,600,000 Class A ordinary shares and 6,900,000 Class B ordinary shares were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our ability to complete a merger with XCOM Labs concurrent with our initial business combination;

●	our expectations around the performance of a prospective target business or businesses, including XCOM Labs;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, including with respect to XCOM Labs;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the amount of redemptions by our public shareholders;

●	our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022) or terrorism;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the increases in inflation, coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the consummation of the Securities Purchase Agreement not being held in the trust account are insufficient to allow us to operate for the 24 months after the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search for a business combination, to pay our taxes, and to complete our initial business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If we combine with XCOM Labs concurrent with our initial business combination, we will become subject to risks affecting XCOM Labs’ business.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our warrants are accounted for as derivative liabilities, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

●	We are a recently incorporated blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

As we focus our efforts in identifying prospective target companies, we will seek to capitalize on our co-founders’ multiple decades of combined experience building, growing, operating, and investing in businesses, in both private and public markets. Our co-founders are led by Barry Sternlicht, our Chairman, and Dr. Paul E. Jacobs, our Chief Executive Officer. Our co-founders also include Michael Racich (Chief Financial Officer), Wilcoln Lee (Chief Investment Officer), Derek K. Aberle (Advisor), and Matthew Grob (Advisor). Mr. Sternlicht has spent his entire career as an operator and investor, managing several multi-billion dollar platforms. Dr. Jacobs is an innovative leader in the field of mobile communications with a track record of operating and growing technology companies. Through their diverse set of experiences, our co-founders have developed a deep, global network across technologists and investors. We will seek to use our co-founders’ complementary skills, diverse experience, and broad network to identify attractive business combination opportunities and to create value post-combination. We do not intend to target industries that are competitive with Starwood Capital Group Holdings, L.P. (“Starwood Capital”), which includes real estate, lodging, oil and gas, and energy infrastructure. We also do not intend to pursue targets that are competitive with companies in which our co-founders’ have a business relationship (except potentially as to XCOM Labs), such as Dropbox (Nasdaq: DBX), a global collaboration platform that enables users to store and share files, as Dr. Jacobs is a member of the Dropbox board of directors. Our co-founders will employ a disciplined and highly selective investment process and expect to add value to a target company through add-on acquisitions, capital structure optimization, and operational improvements. Notwithstanding the foregoing, our efforts on identifying a prospective target company or business will not be limited to a particular industry or geographic region.

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

We have not entered into any letter of intent or definitive agreement with XCOM Labs, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we may consider a combination with XCOM Labs concurrently with the completion of our initial business combination, we cannot provide any assurance that such a combination with XCOM Labs will occur at all, or, if it does, we cannot provide any assurance as to the terms thereof. We will not, however, complete an initial business combination with only XCOM Labs. Any potential combination with XCOM Labs will close at the same time as the closing of our initial business combination. In addition, we will likely not consummate a business combination with XCOM Labs if the target business with respect to our initial business combination is not within the wireless communications and related technology business. If we pursue a combination with XCOM Labs concurrently with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such merger (including the valuation of XCOM Labs) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm that the potential combination with XCOM Labs is fair to our company and our shareholders from a financial point of view. Our public shareholders will have the same voting and redemption rights with respect to any business combination that is concurrent with a merger with XCOM Labs as are generally applicable to our initial business combination and described elsewhere in this annual report.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination in the amount of approximately $270,429,000 as of December 31, 2022, after payment of offering costs, including the $9,660,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had cash of approximately $49,000 held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

Our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

Should the COVID-19 pandemic, or any future pandemic, epidemic, or similar public health threat, and any associated supply chain disruption, labor market impact, recession, or depression continue for a prolonged period, these risks could be exacerbated, causing further impact on our business, and search and consummation of our initial business combination.

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

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic and rising interests rates could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the rising interest rates may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved; the number of our securities for which we have received redemption requests pursuant to our redemption offer.

●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer. In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the consummation of the Securities Purchase Agreement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the consummation of the Securities Purchase Agreement, as of December 31, 2022, approximately $49,000 is available to us outside the trust account to fund our working capital requirements. We believe that, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows, or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

In addition, we will likely not consummate a business combination with XCOM Labs if the target business with respect to our initial business combination is not within the wireless communications and adjacent industries. If we pursue a business combination with XCOM Labs concurrent with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such business combination (including the valuation of XCOM Labs) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm that the proposed business combination with XCOM Labs is fair to our company and our shareholders from a financial point of view. Our public shareholders will have the same voting and redemption rights with respect to any business combination that is concurrent with a merger with XCOM Labs as are applicable to our initial business combination and described elsewhere in this annual report.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement of which this annual report forms a part, we would register, or seek an exemption from registration for, the affected securities.

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

Of the net proceeds from our initial public offering and the consummation of the Securities Purchase Agreement, as of December 31, 2022, approximately $270,429,000 is available to complete our initial business combination (after taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account).

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

XCOM Labs is a nascent company. Its technology and products are still in the development phase and there are no assurances that the technologies or products in development will ultimately be successful. The research and development of new and innovative, technologically advanced products, as well as upgrades to current products and new generations of technologies, is a complex and uncertain process requiring high levels of innovation and investment, in addition to accurate anticipation of technological, regulatory and market trends. XCOM Labs may focus its resources on products and technologies that do not become widely accepted or ultimately prove unviable. If we successfully complete a business combination with XCOM Labs in addition to the risks associated with other businesses that are part of our initial business combination, we will become subject to risks affecting XCOM Labs’ business, including, without limitation, the following:

●	XCOM Labs has incurred significant losses in the past and may not be able to achieve or sustain profitability. There are no assurances that XCOM Labs will have access to financing on attractive terms, or at all.

●	The wireless technology infrastructure market is highly concentrated. A company of XCOM Labs’ size may find it difficult to have the scale and capital to directly compete and thus may need to identify a wireless infrastructure provider that finds value in XCOM Labs’ solutions for its own products. These companies may also offer competing solutions to XCOM Labs.

●	Advanced wireless communications is a highly regulated space; laws and regulations, including for spectrum allocation, export control and with respect to non-U.S. investment in XCOM Labs, may inhibit demand for XCOM Labs’ products or otherwise restrict XCOM Labs’ ability to partner with or provide products to certain industry participants.

●	XCOM Labs’ future growth and revenue opportunities may be impacted by delays in the speed of adoption of 5G technology by wireless service providers.

●	COM Labs’ future growth and revenue opportunities may be impacted by delays in the speed of adoption of unlicensed mmW technology by wireless service and application providers.

●	Contracts for large capacity deployments of XCOM Labs’ technologies will generally involve a lengthy and complex selection and trial process, and XCOM Labs’ ability to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction.

●	XCOM Labs’ ability to benefit from intellectual property rights, which are critical to its business, may be limited by changes in regulation relating to patents, inability to prevent infringement, the loss of licenses to or from third-parties, infringement claims brought against it by competitors and others and changes in the area of open standards.

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

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and operating results.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive in connection with any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 2.5 - 3.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes or certain of our dissolution expenses. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash an interest-bearing demand deposit account is likely to reduce the dollar amount our public stockholders could receive in connection with any redemption or liquidation of the company. In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information, see “ --If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this annual report, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement, (iii) making any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents for initial public offerings of special purpose acquisition companies underwritten by bulge bracket investment banks) to allow for the warrants to be classified as equity in our financial statements; provided that this clause (iii) will not allow any modification or amendment to the warrant agreement that would adversely affect the rights of the registered holders of the public warrants, including by increasing the exercise price of the warrants or shortening the exercise period, which shall require the vote or consent as described below, (iv) removing any cap on the number of ordinary shares issuable upon a “cashless exercise,” or amending the terms of the private placement warrants, to provide that the terms of the private placement warrants will not change if transferred to persons other than permitted transferees or to conform the provisions of the private placement warrants to the terms of the public warrants or (v) adding or changing any provisions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants in any material respect, provided that the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, with respect to any amendment to the terms of the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10 “Directors, Executive Officers and Corporate Governance” and Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

(b) Holders

As of December 31, 2022, there was one holder of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Unregistered Sales of Equity Securities

None.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $49,000 in its operating bank account and a working capital deficit of approximately $200,000, exclusive of the working capital loan - related party.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor in exchange for the issuance of the Founder Shares, and Private Placement Warrants, and loan from the Sponsor of approximately $174,000 under the promissory note dated as of January 19, 2021 (the “Note”). The Company repaid the Note in full on June 23, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans of up to $1.5 million. As of December 31, 2022 and 2021, $200,000 and $0, respectively, was outstanding under an existing Working Capital Loans and $300,000 remains available to drawn as of December 31, 2022.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition and future cash needs, as well as the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by June 22, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception up to December 31, 2022, was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $12.7 million, which consisted of an approximately $9.8 million non-operating gain resulting from the change in fair value of derivative liabilities and income on investments in the Trust Account of approximately $4.1 million, partly offset by approximately $1.0 million in general and administrative expenses, and approximately $120,000 in in general and administrative expenses - related party.

For the year ended December 31, 2021, we had net income of approximately $8.8 million, which consisted of an approximately $10.4 million non-operating gain resulting from the change in fair value of derivative liabilities and income on investments in the Trust Account of approximately $25,000, partly offset by approximately $825,000 in general and administrative expenses, approximately $761,000 of offering costs associated with derivative warrant liabilities, and approximately $63,000 in in general and administrative expenses - related party.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of our registration statement, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the years ended December 31, 2022 and 2021, we incurred approximately $120,000 and $63,000 in such fees, respectively, included as general and administrative expenses - related party on the statements of operations. As of December 31, 2022 and 2021, there were $50,000 and $0, respectively, in amounts payable for such fees included in accrued expenses on the consolidated balances.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of our more significant accounting policies and estimates is stated below.

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase shares and convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants was recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of December 31, 2022 and 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Share were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognize changes in the redemption value as increases in redemption value of Class A ordinary share subject to possible redemption as reflected on the statements of changes in shareholders’ deficit.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,660,000 Class A ordinary shares since their exercise is contingent upon future events. For the year ended December 31, 2021, we considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Barry S. Sternlicht	62	Chairman
Paul E. Jacobs, Ph.D.	60	Chief Executive Officer and Director
Naynika Chaubey	37	Director
Wilcoln Lee	47	Chief Investment Officer
Michael Racich	51	Chief Financial Officer
David E. Wise	57	Director
Cory Gardner	48	Director

Barry S. Sternlicht serves as the Chairman of the board of directors of JAWS Juggernaut Acquisition Corporation and is a well-known entrepreneur and operator with an extensive deal-making history. He founded Starwood Capital in 1991 and currently serves as Chairman and Chief Executive Officer. Starwood Capital is a private alternative investment firm focused on global real estate, hotel management, oil and gas, and energy infrastructure with $115 billion of assets under management, as of January 31, 2022. Through the Starwood Capital platform, Mr. Sternlicht has created several multi-billion dollar public market companies, ranging from traditional real estate to branded hospitality. He has also executed several marquee public market transactions to enhance the scale of his core platform - including the creation and expansion of Starwood Property Trust (NYSE: STWD), the consolidation of Starwood Hotels & Resorts Worldwide (formerly NYSE: HOT), the spin-off and growth of Invitation Homes (NYSE: INVH), and the formation of Equity Residential (NYSE: EQR). Similarly, he has been involved in numerous private market consumer businesses as an early investor.

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

Additionally, Mr. Sternlicht currently serves as Chairman of two public SPACs, JAWS Mustang (NYSE: JWSM), which successfully conducted its initial public offering in February 2021, and JAWS Hurricane (Nasdaq: HCNE), which successfully conducted its initial public offering in June 2021. Mr. Sternlicht previously served as Chairman of JAWS Acquisition, through its business combination with Cano Health Inc., which closed on June 3, 2021. Mr. Sternlicht is currently a member of the board of directors of Cano Health. Cano Health is a primary care-centric, technology-powered healthcare delivery and population health platform. The combined company operates as Cano Health, and is listed on the NYSE under the new ticker symbol “CANO”. Mr. Sternlicht also previously served as Chairman of JAWS Spitfire Acquisition Corporation (“JAWS Spitfire”), through its business combination with Velo3D, which closed on September 29, 2021. Upon closing of the business combination, Mr. Sternlicht resigned as the Chairman of the board of directors. Velo3D, Inc. is a leader in additive manufacturing for high value metal parts. The combined company operates as Velo3D and is listed on the NYSE under the ticker symbol “VLD”. Mr. Sternlicht also served as Director of Vesper Healthcare Acquisition Corp. which, on May 4, 2021, consummated a business combination with Hydrafacial and changed its name to The Beauty Health Company (Nasdaq: SKIN). Mr. Sternlicht is also a member of the board of directors of The Estée Lauder Companies Inc. (NYSE: EL) and A.S. Roma S.p.A. (MIB: ASR).

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

Dr. Jacobs currently serves as an advisor and member of the board of directors for a number of other companies and organizations, both public and private. Since 2016, Dr. Jacobs has been a member of the board of directors of Dropbox. He has been the Chairman of Heal, a market leader in doctor house calls, since 2019. Dr. Jacobs is an alternate Governor of the NBA and a director at Arm, a semiconductor and software design company. He is the Co-Chair of the advisory board of the UCB College of Engineering; a member of the Cornell Tech Council; a member of the National Academy of Engineering; and a Fellow of the American Academy of Arts and Sciences. Dr. Jacobs holds a Ph.D. in Electrical Engineering and Computer Science, an M.S. in Electrical Engineering, and a B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley.

Michael Racich is the Chief Financial Officer of JAWS Juggernaut Acquisition Corporation. Mr. Racich is also the Chief Financial Officer of JAWS Hurricane. Since 2010, Mr. Racich has served as the Chief Financial officer of JAWS Estates Capital LLC. Mr. Racich previously served as the Chief Financial Officer of JAWS Acquisition from December 27, 2019 until the completion of its business combination with Cano Health on June 3, 2021 and also served as the Chief Financial Officer of JAWS Spitfire until the completion of its business combination with Velo3D on September 29, 2021. Previously, Mr. Racich was a director at Frydland Stevens LLC from 2007 to 2014 and also worked for JAWS Estates Capital LLC from 2005 to 2007. While at Frydland Stevens LLC, Mr. Racich advised JAWS Estates Capital LLC on tax related issues and was responsible for preparing JAWS Estates Capital LLC’s tax filings. Mr. Racich graduated from Villanova University in 1994 with a Bachelor of Science in Accountancy.

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

Naynika Chaubey is a member of the board of directors of JAWS Juggernaut Acquisition Corporation. Ms. Chaubey currently serves as a partner at Evok Innovations, which she joined in January of 2022. An experienced energy project finance, private equity and venture capital professional, with cross-sector expertise in early and late stage hard-tech companies, she previously was a Venture Capital Investor at Cascade Investment from January 2018 to November 2021. Previously, Ms. Chaubey was an associate at U.S. Renewables Group, a renewable energy private equity firm, from March 2013 to December 2017. Ms. Chaubey was also on the founding team of two startups in the energy project development and finance space: SoCore Energy, a solar project developer acquired by Edison International in 2013, and Common Assets, a renewable energy bond platform acquired by SolarCity in 2014. Ms. Chaubey holds a Bachelor of Arts in Physics from Princeton University. We believe Ms. Chaubey’s diverse investment and startup experience makes her well qualified to serve as a member of our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of David Wise, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Naynika Chaubey and Cory Gardner, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Barry S. Sternlicht and Paul E. Jacobs, Ph.D., will expire at our third annual meeting of shareholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Wise, Mr. Gardner and Ms. Chaubey are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

We have established an audit committee of the board of directors. Mr. Wise, Mr. Gardner and Ms. Chaubey will serve as members of our audit committee. Our board of directors has determined that Mr. Wise, Mr. Gardner and Ms. Chaubey are independent under Nasdaq listing standards and applicable SEC rules. Mr. Wise serves as the Chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules we are required to have at least three members of the audit committee, all of whom must be independent. Because we list our securities on Nasdaq in connection with our initial public offering, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist entirely of independent members within one year of listing. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Wise qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Wise, Mr. Gardner and Ms. Chaubey. Mr. Wise serves as chairman of the compensation committee.

Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Because we list our securities on Nasdaq, our compensation committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Our board of directors has determined that Mr. Wise, Mr. Gardner and Ms. Chaubey are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Barry S. Sternlicht	Starwood Capital Group Holdings, L.P.	Asset Management	Chairman and Chief Executive Officer
	Starwood Real Estate Income Trust, Inc.	Commercial Real Estate Investment	Chairman
	Starwood Property Trust, Inc.	Commercial Real Estate Investment	Chairman and Chief Executive Officer
	Invitation Homes Inc.	Residential Leasing	Director
	The Estée Lauder Companies	Cosmetics	Director
	SH Group	Hotel Management	Chairman and Chief Executive Officer
	Jaws Estates Capital LLC	Asset Management	Chief Executive Officer
	A.S. Roma	Football Club	Director
	Amaala Company	Luxury Real Estate Development	Member of the Advisory Board
	Cano Health	Health	Director
	JAWS Mustang Acquisition Corporation	SPAC	Chairman
	JAWS Hurricane Acquisition Corporation	SPAC	Chairman
Paul E. Jacobs, Ph.D.	XCOM Labs	Wireless Technology	Chairman and Chief Executive Officer
	Dropbox Inc.	Cloud Service Provider	Director
	NBA	Sports League	Alternate Governor
	Kings Jacobs LLC	Management and Investment	Managing Member
	San Diego Sports Investments LLC	Sports Investment	Member
	Get Heal Inc.	Medical Services	Chairman
	FIRST	Charitable	Director
	Museum of Contemporary Art San Diego	Charitable	Vice President of the Board of Trustees
	Javergo Partners LLC	Advisory Services	Member
	Grand Prix LJ Foundation	Charitable	Director, President and Secretary
	RV Spyglass Investments LLC	Real Estate Investment	Member
Wilcoln Lee	JAWS Estates Capital LLC	Asset Management	Portfolio Manager
Naynika Chaubey	Evok Innovations	Venture Capital	Partner
Michael Racich	Jaws Estates Capital LLC	Asset Management	Chief Financial Officer
	JAWS Hurricane Acquisition Corporation	SPAC	Chief Financial Officer
David E. Wise	-	-	-
Cory Gardner	-	-	-

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Also, Mr. Sternlicht, as Chairman, shall not have day-to-day control of our affairs and shall not be involved in our day-to-day operations.

●	Our initial shareholders purchased founder shares and private placement warrants in a single transaction prior to the closing of our initial public offering.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our co-founders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Also, Mr. Sternlicht, as Chairman, does not have day-to-day control of our affairs and is not be involved in the day-to-day operations.

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

In the table below, the percentage ownership is based on 27,600,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,900,000 Class B ordinary shares issued and outstanding as of December 31, 2022. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

	Class B Ordinary Shares			Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Juggernaut Sponsor LLC (our sponsor)	6,900,000	(3)	100%	-	-	20.0%
PDM Juggernaut Investor LLC	6,900,000	(2)(3)	100%	-	-	20.0%
JAWS Equity Owner 148, L.L.C.	6,900,000	(2)(3)	100%	-	-	20.0%
Barry S. Sternlicht	6,900,000	(2)(3)	100%	-	-	20.0%
Paul E. Jacobs, Ph.D.	6,900,000	(2)(3)	100%	-	-	20.0%
Wilcoln Lee	-	(4)	-	-	-	-
Derek K. Aberle	6,900,000	(2)(3)	100%	-	-	20.0%
Michael Racich	-	(4)	-	-	-	-
David E. Wise	-	(4)	-	-	-	-
Cory Gardner	-	(4)	-	-	-	-
Naynika Chaubey	-	(4)	-	-	-	-
All officers, directors and director nominees as a group (seven individuals)	6,900,000	(2)(3)(4)	100%	-	-	20.0%
Adage Capital Partners, L.P.(5)	-		-	1,800,000	6.52%	5.2%
Citadel Advisors LLC(6)	-		-	570,319	2.1%	1.7%
Aristeia Capital, L.L.C.				2,062,563	7.47%	6.0%

*	Less than one percent 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1601 Washington Avenue, Suite 800, Miami Beach, Florida 33139.

(2)	Represents 6,900,000 shares directly held by our sponsor.

(3)	Our sponsor is jointly controlled by PDM Juggernaut Investor LLC and JAWS Equity Owner 148, L.L.C, which share voting and investment discretion with respect to the securities held by Sponsor LLC. PDM Juggernaut Investor LLC is controlled jointly by Paul E. Jacobs, Ph.D. and Derek K. Aberle who exercise voting and investment discretion of PDM Juggernaut Investor LLC. JAWS Equity Owner 148, L.L.C. is controlled by Barry S. Sternlicht. Accordingly, each of Dr. Jacobs, Mr. Aberle and Mr. Sternlicht may be deemed to share dispositive power over the securities held by our sponsor, and thus, may be deemed to be the beneficial owners of these securities. Each of PDM Juggernaut Investor LLC, JAWS Equity Owner 148, L.L.C., Dr. Jacobs, Mr. Aberle and Mr. Sternlicht disclaim beneficial ownership of any securities held by our sponsor except to the extent of such entity’s or such person’s pecuniary interest therein.

(4)	Does not include any shares indirectly owned by this individual as a result of his director or indirect membership interest in our sponsor.

(5)	Represents the Class A ordinary shares beneficially held by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”) based solely on the Schedule 13G filed by ACP with the SEC on July 2, 2021 (the “ACP 13G”). The ACP 13G indicates that ACP is the beneficial owner of 1,800,000 Class A ordinary shares. Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”) is the general partner of ACP, Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), is the managing member of ACPGP, and Robert Atchinson (“Mr. Atchinson”) and Phillip Gross (“Mr. Gross”) are managing members of ACA. ACP, ACPGP, ACA, Mr. Atchinson, and Mr. Gross beneficially own and have shared and dispositive power with respect to 1,800,000 Class A ordinary shares and sole voting and dispositive power with respect to no Class A ordinary shares. The business address of ACP, ACPGP, ACA, Mr. Atchinson, and Mr. Gross is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

(6)	Represents the Class A ordinary shares held by Citadel Advisors LLC (“Citadel Advisors”) based solely on Amendment No. 1 the Schedule 13G filed by Citadel Advisors with the SEC on February 14, 2022 (the “Citadel 13G”). The Citadel 13G indicates that Citadel Advisors is the beneficial owner of 1,467,588 Class A ordinary shares. Citadel Advisors Holdings LP, a Delaware partnership (“CAH”), is the sole member of Citadel Advisors and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Advisors. Citadel GP LLC, a Delaware limited liability company (“CGP”), is the general partner of CAH and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Advisors. Citadel Securities LLC, a Delaware limited liability company (“Citadel Securities”) is the beneficial owner of 874 shares of Class A ordinary shares. CALC IV LP, a Delaware partnership (“CALC4”), is the non-member manager of Citadel Securities and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Securities. Citadel Securities GP LLC, a Delaware limited liability company (“CSGP”), is the general partner of CALC4 and therefore has beneficial ownership of the shares of Class A ordinary shares directly owned by Citadel Securities. Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP, and therefore may be deemed to have beneficial ownership of 1,468,462 Class A ordinary shares. The business address of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

Concurrently with our initial business combination, we may consider a potential combination with XCOM Labs. We expect that the resulting combined company would inherit our Nasdaq listing and its ordinary stock and warrants would be publicly traded. See “Risk Factors - Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks - Even though we may consider combining with XCOM Labs concurrent with the completion of our initial business combination, we cannot provide any assurance that such a business combination with XCOM Labs will occur at all, or, if it does, we cannot provide any assurance as to the terms thereof.” We will seek to include XCOM Labs if we believe the combination of XCOM Labs and another target business in the wireless communications and related technology/product/service businesses under the XCOM Labs umbrella may allow the resulting combined company to leverage XCOM Labs’ experienced management team and offer significant synergy and long-term value creation opportunities for our investors and serve as a platform for further growth.

We have not entered into any letter of intent or definitive agreement with XCOM Labs, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we may consider a combination with XCOM Labs concurrently with the completion of our initial business combination, we cannot provide any assurance that such a combination with XCOM Labs will occur at all, or, if it does, we cannot provide any assurance as to the terms thereof. We will not, however, complete an initial business combination with only XCOM Labs. Any potential combination with XCOM Labs will close at the same time as the closing of our initial business combination. In addition, we will likely not consummate a business combination with XCOM Labs if the target business with respect to our initial business combination is not within the wireless communications and related technology business. If we pursue a combination with XCOM Labs concurrently with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such merger (including the valuation of XCOM Labs) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or appraisal firm that the potential combination with XCOM Labs is fair to our company and our shareholders from a financial point of view. Our public shareholders will have the same voting and redemption rights with respect to any business combination that is concurrent with a merger with XCOM Labs as are generally applicable to our initial business combination and described elsewhere in this annual report.

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

Convertible Promissory Note

On August 17, 2022, the Company issued an unsecured promissory note (the “Convertible Promissory Note”) in the principal amount of $500,000 to our sponsor. The Convertible Promissory Note does not bear interest and is repayable in full upon consummation of the Company's initial business combination. If the Company does not complete a business combination, the Convertible Promissory Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a business combination, the sponsor shall have the option, but not the obligation, to convert the principal balance of the Convertible Promissory Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Convertible Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Convertible Promissory Note and all other sums payable with regard to the Convertible Promissory Note becoming immediately due and payable. The Convertible Promissory Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Administrative Support Agreement

We agreed to pay $10,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on Nasdaq and will terminate upon the earlier of our initial business combination or our liquidation. We incurred approximately $120,000 for expenses in connection with such services for the year ended December 31, 2022, which is reflected in the accompanying statement of operations.

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

 Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm:

WithumSmith+Brown, PC

1411 Broadway, 9th Floor

New York, New York 10018

PCAOB ID #100

The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed and billable by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $88,400 and $156,710, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and Credit Suisse Securities (USA) LLC(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.2	Specimen Unit Certificate.(2)
4.3	Specimen Class A Ordinary Share Certificate.(2)
4.4	Specimen Warrant Certificate.(2)
4.5	Description of Registrant’s Securities.*
10.1	Securities Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Promissory Note between the Company and the Sponsor.(2)
10.7	Securities Purchase Agreement between the Company and the Sponsor.(2)
10.8	Promissory Note, dated August 17, 2022, issued by JAWS Juggernaut Acquisition Corporation to Juggernaut Sponsor LLC.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on June 23, 2021.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on February 12, 2021.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on August 17, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph.D.
	Name:	Paul E. Jacobs, Ph.D.
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry S. Sternlicht	Chairman	March 30, 2023
Barry S. Sternlicht

/s/ Paul E. Jacobs, Ph.D.	Chief Executive Officer and Director	March 30, 2023
Paul E. Jacobs, Ph.D.	(Principal Executive Officer)

/s/ Michael Racich	Chief Financial Officer	March 30, 2023
Michael Racich	(Principal Financial and Accounting Officer)

/s/ Wilcoln Lee	Chief Investment Officer	March 30, 2023
Wilcoln Lee

/s/ Naynika Chaubey	Director	March 30, 2023
Naynika Chaubey

/s/ David E. Wise	Director	March 30, 2023
David E. Wise

/s/ Cory Gardner	Director	March 30, 2023
Cory Gardner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

JAWS Juggernaut Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JAWS Juggernaut Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 30, 2023

PCAOB ID Number 100

JAWS JUGGERNAUT ACQUISITION CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
Assets
Current assets:
Cash	$49,249	$579,021
Prepaid expenses	259,060	810,988
Total current assets	308,309	1,390,009
Investments held in Trust Account	280,089,211	276,024,958
Total assets	$280,397,520	$277,414,967

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,937	$293,367
Accrued expenses	505,101	377,112
Working capital loan - related party	200,000	–
Total current liabilities	708,038	670,479
Derivative warrant liabilities	669,448	10,446,800
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Total liabilities	11,037,486	20,777,279

Commitments and Contingencies

Class A ordinary shares; 27,600,000 subject to possible redemption at $10.14 and $10.00 per share redemption value as of December 31, 2022 and December 31, 2021, respectively	279,989,211	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and December 31, 2021	–	–
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021	–	–
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 issued and outstanding as of December 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	–	–
Accumulated deficit	(10,629,867)	(19,363,002)
Total shareholders’ deficit	(10,629,177)	(19,362,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$280,397,520	$277,414,967

The accompanying notes are an integral part of these financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative expenses	$999,259	$825,226
General and administrative expenses - related party	120,000	63,334
Loss from operations	(1,119,259)	(888,560)
Other income (expense):
Income on investments in the Trust Account	4,064,253	24,958
Offering costs associated with derivative warrant liabilities	–	(760,608)
Change in fair value of derivative warrant liabilities	9,777,352	10,415,400
Total other income (expense), net	13,841,605	9,679,750
Net income	$12,722,346	$8,791,190

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	14,593,973
Basic net income per share, Class A ordinary shares	$0.37	$0.42
Diluted net income per share, Class A ordinary shares	$0.37	$0.41

Weighted average number of Class B ordinary shares - basic	6,900,000	6,180,000
Weighted average number of Class B ordinary shares - diluted	6,900,000	6,900,000
Basic net income per share, Class B ordinary shares	$0.37	$0.42
Diluted net income per share, Class B ordinary shares	$0.37	$0.41

The accompanying notes are an integral part of these financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	1	$-	$-	$(10,672)	$(10,672)
Cancellation of Class B ordinary shares	-	-	(1)	-	-	-	-
Issuance of Class B ordinary shares and private placement warrants to Sponsor	-	-	6,900,000	690	123,310	-	124,000
Issuance of additional private placement warrants to Sponsor	-	-	-	-	13,800	-	13,800
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(137,110)	(28,143,520)	(28,280,630)
Net income	-	-	-	-	-	8,791,190	8,791,190
Balance - December 31, 2021	-	-	6,900,000	690	-	(19,363,002)	(19,362,312)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,989,211)	(3,989,211)
Net income	-	-	-	-	-	12,722,346	12,722,346
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(10,629,867)	$(10,629,177)

The accompanying notes are an integral part of these financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$12,722,346	$8,791,190
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor under promissory note	-	375
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares and private placement warrants	-	25,000
Offering costs associated with derivative warrant liabilities	-	760,608
Income on investments held in the Trust Account	(4,064,253)	(24,958)
Change in fair value of derivative warrant liabilities	(9,777,352)	(10,415,400)
Changes in operating assets and liabilities:
Prepaid expenses	551,928	89,020
Accounts payable	(290,430)	(611,750)
Accrued expenses	197,989	307,112
Net cash used in operating activities	(659,772)	(1,078,803)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(276,000,000)
Cash used in investing activities	-	(276,000,000)

Cash Flows from Financing Activities:
Cash proceeds from issuance of Class B ordinary shares and private placement warrants to Sponsor	-	7,520,000
Proceeds received from initial public offering, gross	-	276,000,000
Proceeds from working capital loan - related party	200,000	-
Reimbursement from underwriters	-	300,000
Repayment of note payable to related parties	-	(174,195)
Offering costs paid	(70,000)	(5,987,981)
Net cash provided by financing activities	130,000	277,657,824

Net change in cash	(529,772)	579,021

Cash - beginning of year	579,021	-
Cash - end of year	$49,249	$579,021

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by Sponsor under promissory note	$-	$168,257
Financing of insurance premiums	$-	$880,117
Deferred underwriting commissions	$-	$9,660,000

The accompanying notes are an integral part of these financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from December 16, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations) divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares subject to possible redemption were recorded at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company will have until 24 months from the closing of the Initial Public Offering, or June 22, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $49,000 in its operating bank account and a working capital deficit of approximately $200,000, exclusive of the working capital loan – related party (see Note 4).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through contribution from the Sponsor in exchange for issuance of Founder Shares (as defined in Note 4) and Private Placement Warrants, and a loan from the Sponsor of approximately $174,000 under the Note (as defined in Note 4). The Company repaid the Note in full on June 23, 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans of up to $1.5 million (as defined in Note 4). As of December 31, 2022 and 2021, $200,000 and $0, respectively, were drawn under Working Capital Loans, and $300,000 remains available to draw under an existing Working Capital Loan as of December 31, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the working capital deficit and future cash needs along with the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by June 22, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company had $0 and approximately $329,000 in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities, which are reported at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available; accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants to purchase shares and convertible debt instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of December 31, 2022 and 2021, the fair value of the Public Warrants was based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying balance sheets.

Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $2.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in working capital loan-related party in the accompanying balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to possible redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as increases in redemption value of Class A ordinary share subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,660,000 Class A ordinary shares since their exercise is contingent upon future events. For the year ended December 31, 2021, the Company considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$10,177,877	$2,544,469	$6,175,919	$2,615,270
Allocation of net income - diluted	$10,177,877	$2,544,469	$5,969,040	$2,822,150

Denominator:
Basic weighted average ordinary shares outstanding	27,600,000	6,900,000	14,593,973	6,180,000
Effect of dilutive securities	-	-	-	720,000
Diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	14,593,973	6,900,000

Basic net income per ordinary share	$0.37	$0.37	$0.42	$0.42
Diluted net income per ordinary share	$0.37	$0.37	$0.41	$0.41

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 3 - INITIAL PUBLIC OFFERING

On June 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, which included the full exercise of the underwriters’ option to purchase an additional 3,600,000 Units to cover over-allotments, at $10.00 per Unit. Generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.6 million, of which approximately $761,000 was for offering costs allocated to the derivative warrant liabilities and approximately $9.7 million was for deferred underwriting commissions.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On August 17, 2022, the Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “working capital loan - related party”). The working capital loan - related party does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the working capital loan - related party shall not be repaid and all amounts owed under it will be forgiven except to the extent the Company has any funds available held outside the Trust Account. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the working capital loan - related party, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The working capital loan - related party is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the working capital loan - related party and all other sums payable with regard to the working capital loan - related party becoming immediately due and payable. As of December 31, 2022 and 2021, the Company had $200,000 and $0, respectively, outstanding under Working Capital Loans.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Administrative Support Agreement

The Company entered into an agreement to pay its Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing on the Company’s registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination or the Company’s liquidation.

For the years ended December 31, 2022 and 2021, the Company incurred approximately $120,000 and approximately $63,000, in such fees, respectively, included as general and administrative expenses - related party on the accompanying statements of operations. As of December 31, 2022 and 2021, there were amounts of $50,000 and $0, respectively, payable for these fees included in accrued expenses on the accompanying consolidated balance sheets.

Other Related Party Transactions

In the fourth quarter of 2022, the Company paid approximately $21,000 for unrelated consulting fees on behalf of the Sponsor. The Company was reimbursed by the Sponsor. There were no reimbursable expenses outstanding as of December 31, 2022.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 6 - DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, the Company had 6,900,000 Public Warrants and 3,760,000 Private Warrants outstanding.

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(13,455,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,825,630)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	28,280,630
Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,989,211
Class A ordinary shares subject to possible redemption, December 31, 2022	$279,989,211

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2020, there was one Class B ordinary share issued and outstanding, which was subsequently canceled. On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares. On June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. Of the 6,900,000 Class B ordinary shares outstanding, up to an aggregate of 900,000 shares were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of outstanding Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. Accordingly, at December 31, 2022 and 2021, 6,900,000 Class B ordinary share(s) were issued and outstanding, respectively, none subject to forfeiture.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value as of December 31, 2022 and 2021:

December 31, 2022	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$280,089,211	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$433,320	$-
Derivative warrant liabilities - Private	$-	$236,128	$-

December 31, 2021	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$276,024,958	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$-	$-
Derivative warrant liabilities - Private	$-	$3,684,800	$-

(1)	Includes $1,606 of cash balance held within the Trust Account.
(2)	Includes $397 of cash balance held within the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants began to be separately listed and traded in August 2021 resulting in the transfer of the valuation of the warrant liabilities from Level 3 measurements to Level 1 and Level 2 measurements. At December 31, 2022 and 2021 the fair value of the Public Warrants is measured at their listed trading price, a Level 2 measurement at December 31, 2022 due to very limited trading activity, and a Level 1 measurement at December 31, 2021. The fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement at December 31, 2022 and 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

JAWS JUGGERNAUT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). At December 31, 2022 and 2021, the fair value of the Public Warrants is measured at their listed trading price, a Level 2 measurement at December 31, 2022 due to limited trading activity and a Level 1 measurement at December 31, 2021. The fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement as of December 31, 2022 and 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

For the years ended December 31, 2022, and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $9.8 million and $10.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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