Form 10-Q
period 2023-03-31
Jaws Juggernaut Acquisition Corp
filed 2023-05-12
CIK 1842609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

JAWS JUGGERNAUT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$20,065	$49,249
Prepaid expenses	171,542	259,060
Total current assets	191,607	308,309
Investments held in Trust Account	282,815,355	280,089,211
Total assets	$283,006,962	$280,397,520

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$7,629	$2,937
Accrued expenses	599,084	505,101
Working capital loan - related party	300,000	200,000
Total current liabilities	906,713	708,038
Derivative warrant liabilities	1,599,000	669,448
Deferred underwriting commissions in connection with the initial public offering	9,660,000	9,660,000
Total liabilities	12,165,713	11,037,486

Commitments and Contingencies

Class A ordinary shares; 27,600,000 subject to possible redemption at $10.24 and $10.06 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	282,715,355	279,989,211

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 issued and outstanding as of March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	—	—
Accumulated deficit	(11,874,796)	(10,629,867)
Total shareholders’ deficit	(11,874,106)	(10,629,177)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$283,006,962	$280,397,520

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
General and administrative expenses	$285,377	$304,303
General and administrative expenses - related party	30,000	30,000
Loss from operations	(315,377)	(334,303)
Other income (expense):
Income on investments in the Trust Account	2,726,144	27,184
Change in fair value of derivative warrant liabilities	(929,552)	4,288,901
Total other income, net	1,796,592	4,316,085
Net income	$1,481,215	$3,981,782

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.12

Weighted average number of Class B ordinary shares, basic and diluted	6,900,000	6,900,000
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	6,900,000	$690	$—	$(10,629,867)	$(10,629,177)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,726,144)	(2,726,144)
Net income	—	—	—	—	—	1,481,215	1,481,215
Balance - March 31, 2023 (unaudited)	—	$—	6,900,000	$690	$—	$(11,874,796)	$(11,874,106)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(19,363,002)	$(19,362,312)
Net income	—	—	—	—	—	3,981,782	3,981,782
Balance - March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(15,381,220)	$(15,380,530)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,481,215	$3,981,782
Adjustments to reconcile net income to net cash used in operating activities:
Income on investments held in the Trust Account	(2,726,144)	(27,184)
Change in fair value of derivative warrant liabilities	929,552	(4,288,901)
Changes in operating assets and liabilities:
Prepaid expenses	87,518	97,249
Accounts payable	4,692	(276,759)
Accrued expenses	93,983	66,645
Net cash used in operating activities	(129,184)	(447,168)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	100,000	—
Net cash provided by financing activities	100,000	—

Net change in cash	(29,184)	(447,168)

Cash - beginning of the period	49,249	579,021
Cash - end of the period	$20,065	$131,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from December 16, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $20,000 in its operating bank account and working capital deficit of approximately $415,000, exclusive of the working capital loan–- related party (see Note 4).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through contribution from the Sponsor in exchange for issuance of Founder Shares (as defined in Note 4) and Private Placement Warrants, and a loan from the Sponsor of approximately $174,000 under the Note (as defined in Note 4). The Company repaid the Note in full on June 23, 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans of up to $1.5 million (as defined in Note 4). As of March 31, 2023 and December 31, 2022, $300,000 and $200,000, respectively, were drawn under the Working Capital Loans, and $200,000 remains available to draw as of March 31, 2023.

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

MARCH 31, 2023

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023, which contains the audited financial statements and notes thereto.

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which, throughout the year, may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 or December 31, 2022.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available; accordingly, the actual results could differ significantly from those estimates.

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

MARCH 31, 2023

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying unaudited condensed balance sheets.

Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $2.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying unaudited condensed balance sheets.

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

MARCH 31, 2023

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to possible redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as increases in redemption value of Class A ordinary share subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

MARCH 31, 2023

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$1,184,972	$296,243	$3,185,426	$796,356

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

MARCH 31, 2023

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

On August 17, 2022, the Company issued an unsecured promissory note in the principal amount of up to $500,000 to the Sponsor (the “working capital loan - related party”). The working capital loan - related party does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the working capital loan - related party shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the working capital loan - related party, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The working capital loan - related party is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the working capital loan - related party and all other sums payable with regard to the working capital loan - related party becoming immediately due and payable. As of March 31, 2023 and December 31, 2022, the Company had $300,000 and $200,000, respectively, outstanding under Working Capital Loans.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Administrative Support Agreement

The Company entered into an agreement to pay its Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing on the Company’s registration statement for the Initial Public Offering through the earlier of consummation of the initial Business Combination or the Company’s liquidation.

For the three months ended March 31, 2023 the Company incurred approximately $30,000, in such fees, included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2022 the Company incurred approximately $30,000, in such fees, included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were amounts of $80,000 and $50,000, respectively, payable for these fees included in accrued expenses on the accompanying balance sheets.

Other Related Party Transactions

In the fourth quarter of 2022, the Company paid approximately $21,000 for unrelated consulting fees on behalf of the Sponsor. The Company was reimbursed by the Sponsor. There were no reimbursable expenses outstanding as of March 31, 2023 or December 31, 2022.

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

MARCH 31, 2023

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

NOTE 6 - DERIVATIVE WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, the Company had 6,900,000 Public Warrants and 3,760,000 Private Warrants outstanding.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Fair value of Public Warrants at issuance	(13,455,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(14,825,630)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	32,269,841
Class A ordinary shares subject to possible redemption, December 31, 2022	279,989,211
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,726,144
Class A ordinary shares subject to possible redemption, March 31, 2023	$282,715,355

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2020, there was one Class B ordinary share issued and outstanding, which was subsequently canceled. On January 19, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares. On June 22, 2021, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 6,900,000 Class B ordinary shares outstanding. Of the 6,900,000 Class B ordinary shares outstanding, up to an aggregate of 900,000 shares were subject to forfeiture in the event that, and to the extent to which, the underwriter’s option to purchase additional Units was exercised, so that the number of outstanding Class B ordinary shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on June 22, 2021; thus, these 900,000 Class B ordinary shares were no longer subject to forfeiture. Accordingly, at March 31, 2023 and December 31, 2022, 6,900,000 Class B ordinary share(s) were issued and outstanding, none subject to forfeiture.

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

NOTE 9 - FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value as of March 31, 2023 and December 31, 2022:

March 31, 2023	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$282,815,355	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$—	$1,035,000	$—
Derivative warrant liabilities - Private	$—	$564,000	$—

December 31, 2022	Quoted	Significant	Significant
Description	Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$280,089,211	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$—	$433,320	$—
Derivative warrant liabilities - Private	$—	$236,128	$—

(1)	Includes $500 and $1,606 of cash balance held within the Trust Account as of March 31, 2023 and December 31, 2022.

JAWS JUGGERNAUT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The Public Warrants began to be separately listed and traded in August 2021 resulting in the transfer of the valuation of the warrant liabilities from Level 3 measurements to Level 1 and Level 2 measurements. At March 31, 2023 and December 31, 2022 the fair value of the Public Warrants is measured at their listed trading price, a Level 2 measurement at December 31, 2022 due to very limited trading activity. The fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement at March 31, 2023 and December 31, 2022 As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

Level 1 assets include investments in U.S. Treasury Securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). At March 31, 2023 and December 31, 2022, the fair value of the Public Warrants is measured at their listed trading price, a Level 2 measurement at March 31, 2023 and December 31, 2022 due to limited trading activity. The fair value of the Private Warrants is measured by reference to the Public Warrant trading price, a Level 2 measurement as of March 31, 2023 and December 31, 2022. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

For the period ended March 31, 2023, the company recognized a loss resulting from an increase in the fair value of derivative warrant liabilities of approximately $0.9 million. For the period ended March 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $4.3 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $20,000 in its operating bank account and working capital deficit of approximately $415,000, exclusive of the working capital loan - related party.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor in exchange for the issuance of the Founder Shares, and Private Placement Warrants, and loan from the Sponsor of approximately $174,000 under the promissory note dated as of January 19, 2021 (the “Note”). The Company repaid the Note in full on June 23, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans of up to $1.5 million. As of March 31, 2023 and December 31, 2022, $300,000 and $200,000, respectively, was outstanding under an existing Working Capital Loans and $200,000 remains available to drawn as of March 31, 2023.

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

Results of Operations

Our entire activity since inception up to March 31, 2023, was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1.5 million, which consisted of income from investments held in the Trust Account of approximately $2.7 million, partly offset by approximately $285,000 in general and administrative expense, approximately $930,000 change in fair value of derivative liabilities, and approximately $30,000 in in general and administrative expenses - related party.

For the three months ended March 31, 2022, we had net income of approximately $4.0 million, which consisted of an approximately $4.3 million gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $27,000, partly offset by approximately $303,000 in general and administrative expense, and approximately $30,000 in in general and administrative expenses - related party.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of our registration statement, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the three months ended March 31, 2023 the Company incurred approximately $30,000, in such fees, included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2023 the Company incurred approximately $30,000, in such fees, included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, there were $80,000 and $50,000 amounts payable for these fees, respectively.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. A summary of our more significant accounting policies and estimates is stated below.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants was recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Black-Scholes Option Pricing Method (the “BSM”). As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income per Ordinary Share

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	JAWS JUGGERNAUT ACQUISITION CORPORATION

	By:	/s/ Paul E. Jacobs, Ph. D.
	Name:	Paul E. Jacobs, Ph. D.
	Title:	Chief Executive Officer and Director